Form 10-K/A
period 1995-12-31
CITYSCAPE CORP
filed 1996-11-04
CIK 870182

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-K/A
                              (Amendment No. 1)

  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended
         December 31, 1995

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    EXCHANGE ACT

                         COMMISSION FILE NUMBER: 0-27314

                            CITYSCAPE FINANCIAL CORP.
                            -------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               11-2994671
-------------------------------                              ------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                 565 Taxter Road, Elmsford, New York 10523-5200
          (Address of principal executive offices, including zip code)

                                 (914) 592-6677
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.01 per share.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 15, 1996, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant was $128,911,623 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq National Market. For purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the registrant have been deemed to be owned by affiliates. As of March 15, 1996, the number of shares of the registrant's Common Stock outstanding was 14,472,128 and there were no shares of the registrant's Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders held on June 12, 1996 (the "Proxy Statement"), filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant's fiscal year ended December 31, 1995 ("fiscal 1995"), are incorporated herein as provided in Part III.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                  1.       Financial Statements: included in Item 8.

                           Consolidated Statements of Financial Condition
                                    at December 31, 1993, 1994 and 1995

                           Consolidated Statements of Operations
                                    for the three years ended December 31, 1995

                           Consolidated Statements of Stockholders' Equity
                                    for the three years ended December 31, 1995

                           Consolidated Statements of Cash Flows
                                     for the three years ended December 31, 1995

                           Notes to Consolidated Financial Statements

                           Report of Independent Auditors

                  2.       Financial Statement Schedules:  None

                  3.       Exhibits:

  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBIT
   ------                       ----------------------
    3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    3.2       Bylaws of the Company, as amended, incorporated by reference to
              Exhibit 3.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    4.1 Purchase and Sale Agreement, dated as of June 24, 1994, between CSC and ContiTrade incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.1 Lease Agreement, dated as of September 30, 1993, between CSC and Taxter Park Associates, as amended by the First Amendment to Lease, dated as of April 19, 1994, and the Second Amendment to Lease, dated as of May 12, 1995, incorporated by reference to
              Exhibit 10.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.2 Sublease Agreement between KLM Royal Dutch Airlines and CSC, dated as of December 5, 1994, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.3 Employment Agreement, dated as of January 1, 1995, between CSC and Robert Grosser, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.4 Employment Agreement, dated as of January 1, 1995, between CSC and Robert C. Patent, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.5 Employment Agreement, dated as of November 1, 1992, between CSC and Robert M. Stata, as amended by the Amendment Agreement, dated as of January 1, 1994, incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.6 Employment Agreement, dated as of July 1, 1995, between CSC and Cheryl P. Carl, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.7 Employment Agreement, dated as of July 1, 1995, between CSC and Eric S. Goldstein, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.8 Employment Agreement, dated as of July 1, 1995, between CSC and Steven Weiss, incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.9      Letter agreement, dated as of August 18, 1994, between CSC and Tim
              S. Ledwick, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.10 Employment Agreement, dated as of July 1, 1995, between CSC and Jonah L. Goldstein, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.11 Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of July 1, 1993, between Industry Mortgage Corporation and the Limited Partners of Industry Mortgage Company, L.P., including CSC, as amended by the First Amended and Restated Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of January 1, 1994, by the First Amendment to First Amended and Restated Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of March, 1994, and the Second Amendment to First Amended and Restated Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of July 1994, incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.12 Master Agreement for Sale and Purchase of Mortgages, dated as of July 1, 1993, between CSC and Industry Mortgage Company L.P., incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.13 Master Agreement for Sale and Purchase of Mortgage Loans, dated as of March 11, 1994, between CSC and The First National Bank of Boston, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.14 ContiMortgage Wholesale Second Mortgage Program Master Agreement for Sale and Purchase of Mortgages, dated as of August 23, 1991, between CSC and ContiMortgage Corporation, as amended by the First Amendment to Master Agreement for Purchase and Sale, dated as of November 22, 1993, by the Second Amendment to Master Agreement for Purchase and Sale, dated as of January 28, 1994 and by the Third Amendment, dated as of November 9, 1994, incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.15 Standby Financing and Investment Banking Services Agreement, dated as of June 24, 1994, between CSC and ContiTrade, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.16 Ongoing Agreement of Purchase and Sale of Mortgage Loans, dated as of November 12, 1993, between CSC and NationsCredit Financial Services Corporation of America, incorporated by reference to
              Exhibit 10.16 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.17 Letter agreement, dated as of December 15, 1994, from NationsCredit Corporation and CSC, incorporated by reference to
              Exhibit 10.17 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.18 Promissory Note, dated as of December 9, 1993, between CSC and Center Capital Corporation, incorporated by reference to Exhibit
              10.18 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.19 Revolving Credit, Security, and Term Loan Agreement, dated as of June 30, 1995 among CSC, the Company, CoreStates Bank, N.A., Harris Trust and Savings Bank, NBD Bank and NatWest Bank N.A., as amended by Amendment No. 1 to the Revolving Credit Agreement, dated as of August 30, 1995, incorporated by reference to Exhibit
              10.19 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.20     The Company's 1995 Stock Option Plan, incorporated by reference to
              Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.21 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.22 Pooling and Servicing Agreement, dated as of March 10, 1995, among CSC, ContiTrade and Chemical Bank, incorporated by reference to
              Exhibit 10.22 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.23 Indemnification Agreement, dated as of March 30, 1995, among CSC, ContiTrade and Municipal Bond Investors Assurance Corporation, incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.24 Insurance Agreement, dated as of March 10, 1995, among CSC, Chemical Bank and Municipal Bond Investors Assurance Corporation, incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.25 Purchase Price Letter, dated as of March 30, 1995, between CSC and ContiTrade, incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.26 Pooling and Servicing Agreement, dated as of July 31, 1995, between CSC and Harris Trust and Savings Bank, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.27 Indemnification Agreement, dated as of August 24, 1995, between CSC, ContiFinancial Services Corporation and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.28 Insurance and Indemnity Agreement, dated as of July 31, 1995, between CSC and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, as amended as declared effective by the Commission on December 20, 1995.

    10.29+ Mortgage Loan Purchase Agreement, dated as of May 26, 1995, between CSC-UK and Greenwich, incorporated by reference to Exhibit
              10.29 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.30+ Letter, dated as of May 26, 1995, from Greenwich to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.31+ Servicing Agreement, dated as of May 26, 1995, among CSC-UK, City Mortgage Servicing Limited and Greenwich, incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.32 Stock Purchase Agreement, dated as of September 29, 1995, among the Company, David Steene, Martin Brand and Gerald Epstein, incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.33 Service Agreement, dated as of April 5, 1995, between CSC-UK and David Steene, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.34 Service Agreement, dated as of April 5, 1995, between CSC-UK and Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.35 Service Agreement, dated as of April 5, 1995, between CSC-UK and Gerald Epstein, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.36 Agreement, dated as of May 1, 1995, between CSC-UK and J.L.B. Equities, Inc., incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.37 Lease, dated as of August 2, 1995, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.38 Agreement and Plan of Reorganization, dated as of April 12, 1994, among Essex, CSC and Shareholders of CSC, incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.39 Stock Purchase Agreement, dated November 15, 1993, between CSC and Spectrum Financial Consultants, Inc., incorporated by reference to
              Exhibit 10.39 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.40 Pooling and Servicing Agreement, dated as of November 27, 1995, among CSC, ContiTrade Services L.L.C. and Harris Trust and Savings Bank, incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.41 Insurance and Indemnity Agreement, dated as of November 27, 1995, between CSC and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.42 Indemnification Agreement, dated as of December 6, 1995, among CSC, Financial Security Assurance Inc. and ContiFinancial Services Corporation, incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.43 Purchase Price Letter, dated as of December 6, 1995, between CSC and ContiTrade Services L.L.C., incorporated by reference to
              Exhibit 10.43 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.44 Stock Option Agreement, dated as of March 6, 1996, by and among the Company, CSC-UK and Messrs. Jaye and Johnson, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

    10.45 Asset Purchase Agreement, dated March 6, 1995, by and among CSC-UK, J&J, UK Credit Corporation Limited ("UK Credit") and certain shareholders of UK Credit, incorporated by reference to
              Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

    10.46*+ Letter Agreement, dated as of March 28, 1996, from Greenwich International, Ltd. to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom.

    10.47** Letter Agreement, dated March 28, 1996, between Greenwich and CSC-UK regarding termination of prior agreement.

    16.1**    Letter of change in certifying accountant, dated as of March 28,
              1996

    21.1      Subsidiaries of the Company, incorporated by reference to Exhibit
              21.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    23.1**    Consent of Shane Yurman & Company

    23.2**    Consent of KPMG Peat Marwick LLP

    23.3**    Consent of BDO Stoy Hayward

---------------
*    Filed herewith
**   Filed previously
+    Confidential treatment granted

         (b)      Reports on Form 8-K:

                  1. Form 8-K dated October 3, 1995 reporting the acquisition by the Company of the remaining 50% of the capital stock of City Mortgage Corporation Limited in exchange for the issuance of 1,800,000 shares of the Company's Common Stock.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                   CITYSCAPE FINANCIAL CORP.

                                   By:  /s/ Robert C. Patent
                                        -------------------------
                                        Robert C. Patent
                                        Vice Chairman of the Board,
                                        Executive Vice President and Director

Date:  November 4, 1996

                                  EXHIBIT INDEX

  EXHIBIT                                                           Consecutive
   NUMBER                       DESCRIPTION OF EXHIBIT               Page No.

    3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's
              Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    4.1 Purchase and Sale Agreement, dated as of June 24, 1994, between CSC and ContiTrade incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.1 Lease Agreement, dated as of September 30, 1993, between CSC and Taxter Park Associates, as amended by the First Amendment to Lease, dated as of April 19, 1994, and the Second Amendment to Lease, dated as of May 12, 1995, incorporated by reference to
              Exhibit 10.1 to the Company's Registration
              Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.2 Sublease Agreement between KLM Royal Dutch Airlines and CSC, dated as of December 5, 1994, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.3 Employment Agreement, dated as of January 1, 1995, between CSC and Robert Grosser, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.4 Employment Agreement, dated as of January 1, 1995, between CSC and Robert C. Patent, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.5 Employment Agreement, dated as of November 1, 1992, between CSC and Robert M. Stata, as amended by the Amendment Agreement, dated as of January 1, 1994, incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.6 Employment Agreement, dated as of July 1, 1995, between CSC and Cheryl P. Carl, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.7 Employment Agreement, dated as of July 1, 1995, between CSC and Eric S. Goldstein, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.8 Employment Agreement, dated as of July 1, 1995, between CSC and Steven Weiss, incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.9 Letter agreement, dated as of August 18, 1994, between CSC and Tim S. Ledwick, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.10 Employment Agreement, dated as of July 1, 1995, between CSC and Jonah L. Goldstein, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.11 Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of July 1, 1993, between Industry Mortgage Corporation and the Limited Partners of Industry Mortgage Company, L.P., including CSC, as amended by the First Amended and Restated Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of January 1, 1994, by the First Amendment to First Amended and Restated Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of March, 1994, and the Second Amendment to First Amended and Restated Agreement of Limited Partnership of Industry Mortgage Company, L.P., dated as of July 1994, incorporated by reference to
              Exhibit 10.11 to the Company's Registration
              Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.12 Master Agreement for Sale and Purchase of Mortgages, dated as of July 1, 1993, between CSC and Industry Mortgage Company L.P., incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.13 Master Agreement for Sale and Purchase of Mortgage Loans, dated as of March 11, 1994, between CSC and The First National Bank of Boston, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.14 ContiMortgage Wholesale Second Mortgage Program Master Agreement for Sale and Purchase of Mortgages, dated as of August 23, 1991, between CSC and ContiMortgage Corporation, as amended by the First Amendment to Master Agreement for Purchase and Sale, dated as of November 22, 1993, by the Second Amendment to Master Agreement for Purchase and Sale, dated as of January 28, 1994 and by the Third Amendment, dated as of November 9, 1994, incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.15 Standby Financing and Investment Banking Services Agreement, dated as of June 24, 1994, between CSC and ContiTrade, incorporated by reference to
              Exhibit 10.15 to the Company's Registration
              Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.16 Ongoing Agreement of Purchase and Sale of Mortgage Loans, dated as of November 12, 1993, between CSC and NationsCredit Financial Services Corporation of America, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.17 Letter agreement, dated as of December 15, 1994, from NationsCredit Corporation and CSC, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.18 Promissory Note, dated as of December 9, 1993, between CSC and Center Capital Corporation, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.19 Revolving Credit, Security, and Term Loan Agreement, dated as of June 30, 1995 among CSC, the Company, CoreStates Bank, N.A., Harris Trust and Savings Bank, NBD Bank and NatWest Bank N.A., as amended by Amendment No. 1 to the Revolving Credit Agreement, dated as of August 30, 1995, incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.20 The Company's 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.21 The Company's 1995 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit
              10.21 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.22 Pooling and Servicing Agreement, dated as of March 10, 1995, among CSC, ContiTrade and Chemical Bank, incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.23 Indemnification Agreement, dated as of March 30, 1995, among CSC, ContiTrade and Municipal Bond Investors Assurance Corporation, incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.24 Insurance Agreement, dated as of March 10, 1995, among CSC, Chemical Bank and Municipal Bond Investors Assurance Corporation, incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.25 Purchase Price Letter, dated as of March 30, 1995, between CSC and ContiTrade, incorporated by reference to Exhibit 10.25 to the Company's
              Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.26 Pooling and Servicing Agreement, dated as of July 31, 1995, between CSC and Harris Trust and Savings Bank, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.27 Indemnification Agreement, dated as of August 24, 1995, between CSC, ContiFinancial Services Corporation and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.28     Insurance and Indemnity Agreement, dated as of July
              31, 1995, between CSC and Financial Security
              Assurance Inc., incorporated by reference to
              Exhibit 10.28 to the Company's Registration
              Statement on Form S-1, as amended as declared effective by the Commission on December 20, 1995.

    10.29+ Mortgage Loan Purchase Agreement, dated as of May 26, 1995, between CSC-UK and Greenwich, incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.30+ Letter, dated as of May 26, 1995, from Greenwich to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom, incorporated by reference to
              Exhibit 10.30 to the Company's Registration
              Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.31+ Servicing Agreement, dated as of May 26, 1995, among CSC-UK, City Mortgage Servicing Limited and Greenwich, incorporated by reference to Exhibit
              10.31 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.32 Stock Purchase Agreement, dated as of September 29, 1995, among the Company, David Steene, Martin Brand and Gerald Epstein, incorporated by reference to
              Exhibit 10.32 to the Company's Registration
              Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.33 Service Agreement, dated as of April 5, 1995, between CSC-UK and David Steene, incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.34 Service Agreement, dated as of April 5, 1995, between CSC-UK and Martin Brand, incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.35 Service Agreement, dated as of April 5, 1995, between CSC-UK and Gerald Epstein, incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.36 Agreement, dated as of May 1, 1995, between CSC-UK and J.L.B. Equities, Inc., incorporated by reference to Exhibit 10.36 to the Company's
              Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.37 Lease, dated as of August 2, 1995, among The Standard Life Assurance Company, City Mortgage Servicing Limited and CSC-UK, incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.38 Agreement and Plan of Reorganization, dated as of April 12, 1994, among Essex, CSC and Shareholders of CSC, incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.39 Stock Purchase Agreement, dated November 15, 1993, between CSC and Spectrum Financial Consultants, Inc., incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.40 Pooling and Servicing Agreement, dated as of November 27, 1995, among CSC, ContiTrade Services L.L.C. and Harris Trust and Savings Bank, incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.41 Insurance and Indemnity Agreement, dated as of November 27, 1995, between CSC and Financial Security Assurance Inc., incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.42 Indemnification Agreement, dated as of December 6, 1995, among CSC, Financial Security Assurance Inc. and ContiFinancial Services Corporation, incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.43 Purchase Price Letter, dated as of December 6, 1995, between CSC and ContiTrade Services L.L.C., incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    10.44 Stock Option Agreement, dated as of March 6, 1996, by and among the Company, CSC-UK and Messrs. Jaye and Johnson, incorporated by reference to Exhibit
              2.1 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

    10.45 Asset Purchase Agreement, dated March 6, 1995, by and among CSC-UK, J&J, UK Credit Corporation Limited ("UK Credit") and certain shareholders of UK Credit, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 1996.

    10.46*+   Letter Agreement, dated as of March 28, 1996, from
              Greenwich International, Ltd. to CSC-UK regarding purchase commitment with respect to first and second mortgage loans located in the United Kingdom.

    10.47**   Letter Agreement, dated March 28, 1996, between
              Greenwich and CSC-UK regarding termination of prior agreement.

    16.1** Letter of change in certifying accountant, dated as of March 28, 1996

    21.1 Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company's
              Registration Statement on Form S-1 as declared effective by the Commission on December 20, 1995.

    23.1**    Consent of Shane Yurman & Company

    23.2**    Consent of KPMG Peat Marwick LLP

    23.3**    Consent of BDO Stoy Hayward

---------------
*    Filed herewith
**   Filed previously
+    Confidential treatment granted